Form 10-Q
period 2000-06-30
CONVERGENT GROUP CORP
filed 2000-09-14
CIK 1094215

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2000
                                                  -------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 000-30897



                          Convergent Group Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                     81-1264004
     -------------------------------                      ----------------
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

        6399 South Fiddler's Green Circle, Suite 600, Englewood, CO 80111
        -----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 741-8000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X
                                              ---    ---

         As of August 31, 2000, there were 43,417,779 shares outstanding of the registrant's Common Stock, $.001 par value per share.

                          CONVERGENT GROUP CORPORATION

                                      INDEX

                                                                                                      Page No.

Part I--Consolidated Financial Information

         Item 1. Financial Statements                                                                     3

              Condensed Consolidated Balance Sheets at December 31, 1999
              and June 30, 2000                                                                           3

              Condensed Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 1999 and June 30, 2000                                  5

              Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1999 and June 30, 2000                                            7

              Notes to Condensed Consolidated Financial Statements                                        9

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                    12

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                              19

Part II--Other Information                                                                               20

         Item 2. Changes in Securities and Use of Proceeds                                               20

         Item 4. Submission of Matters to a Vote of Security Holders                                     21

         Item 6. Exhibits and Reports on Forms 8-K                                                       22

Exhibits

         27 Financial Data Schedule (for SEC information only)

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                     ASSETS

                                                               December 31,       June 30,
                                                               ------------     ------------
                                                                   1999             2000
                                                               ------------     ------------
                                                                                 (unaudited)
                                                                                ------------

CURRENT ASSETS
  Cash and cash equivalents                                    $      1,596     $      8,870
  Accounts receivable (net of allowance for doubtful
    accounts of $43 and $19, respectively)                            9,181            5,414
  Unbilled revenues                                                   6,351           16,638
  Deferred tax asset                                                  3,400            2,620
  Prepaid expenses and other                                            995            1,134
  Deferred offering cost                                                 --            1,600
                                                               ------------     ------------
        Total current assets                                         21,523           36,276
PROPERTY AND EQUIPMENT, AT COST (net of
  accumulated depreciation and amortization of
  $4,845 and $5,816, respectively)                                    3,102            4,851
LOAN RECEIVABLE FROM RELATED PARTY                                    2,046            2,105
OTHER ASSETS                                                             36               --
                                                               ------------     ------------
        Total assets                                           $     26,707     $     43,232
                                                               ============     ============

 See accompanying notes.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                 December 31,        June 30,
                                                                 ------------      ------------
                                                                     1999              2000
                                                                 ------------      ------------
                                                                                    (unaudited)
                                                                                   ------------
CURRENT LIABILITIES:
  Accounts payable                                               $      2,346      $      4,781
  Note payable                                                             40                --
  Deferred revenue                                                      2,182             2,708
  Accrued liability for anticipated contract costs                      1,949             2,554
  Accrued compensation and related expense                              2,128             3,281
  Accrued project related costs                                         5,619             5,370
  Other accrued expenses                                                1,327             2,737
                                                                 ------------      ------------
        Total current liabilities                                      15,591            21,431

NON-CURRENT LIABILITIES:
  Accrued liability for anticipated contract costs                        171               134
  Accrued compensation and related expenses                               227               227
  Long-term loan (net of deferred acquisition costs)                   21,753            22,934
                                                                 ------------      ------------
        Total non-current liabilities                                  22,151            23,295
                                                                 ------------      ------------
        Total liabilities                                              37,742            44,726

COMMITMENTS                                                                --                --

 STOCKHOLDERS' EQUITY (DEFICIT):
    Series A convertible preferred stock ($.001 par value;
      75,000,000 shares authorized; 41,978,689 and
      42,487,701 shares issued and outstanding)                            42                42
Common stock ($0.001 par value; 125,000,000 shares
      authorized; 13,749,322 and
      16,239,306 shares issued and outstanding                             14                16
    Additional paid-in capital                                         62,666            76,103
    Deferred compensation                                              (9,037)          (11,434)
    Accumulated deficit                                               (65,030)          (66,544)
    Accumulated other comprehensive income                                310               323
                                                                 ------------      ------------
        Total stockholders' equity (deficit)                          (11,035)           (1,494)
                                                                 ------------      ------------
        Total liabilities and stockholders' equity
          (deficit)                                              $     26,707      $     43,232
                                                                 ============      ============

           See accompanying notes.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                  THREE MONTHS                     SIX MONTHS
                                                                 ENDED JUNE 30,                  ENDED JUNE 30,
                                                           --------------------------      --------------------------
                                                              1999            2000            1999            2000
                                                           ----------      ----------      ----------      ----------
                                                                  (unaudited)                     (unaudited)
REVENUES:
  Integration, consulting and other services               $   10,366      $   14,052      $   19,649      $   27,883
  Subcontractor and other revenue                               5,936           7,921          11,462          12,724
                                                           ----------      ----------      ----------      ----------
         Total revenues                                        16,302          21,973          31,111          40,607

COST OF REVENUES:
  Cost of integration, consulting and other services
    (exclusive of $10 and $30 in 2000 reported
    below as employee stock compensation
    expense)                                                    5,865           6,940          11,018          13,633
  Cost of subcontractor and other revenue                       4,719           6,246           9,064          10,117
                                                           ----------      ----------      ----------      ----------
         Total cost of revenue                                 10,584          13,186          20,082          23,750
                                                           ----------      ----------      ----------      ----------
         Gross profit                                           5,718           8,787          11,029          16,857

EXPENSES:
  Selling, general and administrative expenses
    (exclusive of $309 and $889 in 2000 reported
    below as employee stock
    compensation expense)                                       4,035           8,203           7,902          15,676
Employee stock compensation expense                                --             319              --             919
                                                           ----------      ----------      ----------      ----------
                                                                4,035           8,522           7,902          16,595
                                                           ----------      ----------      ----------      ----------
         Operating income                                       1,683             265           3,127             262

OTHER INCOME (EXPENSE):
  Interest income                                                  11              46              34             100
  Interest expense                                                (18)           (525)            (28)         (1,024)
                                                           ----------      ----------      ----------      ----------
         Total other income (expense)                              (7)           (479)              6            (924)
                                                           ----------      ----------      ----------      ----------
INCOME (LOSS) BEFORE INCOME
 TAXES                                                          1,676            (214)          3,133            (662)
INCOME TAX BENEFIT (EXPENSE)                                      129            (420)            258            (852)
                                                           ----------      ----------      ----------      ----------
NET INCOME (LOSS)                                               1,805            (634)          3,391          (1,514)
PREFERRED STOCK ADJUSTMENTS                                      (207)             --            (414)             --
                                                           ----------      ----------      ----------      ----------
NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS                                        $    1,598      $     (634)     $    2,977      $   (1,514)
                                                           ==========      ==========      ==========      ==========


See accompanying notes.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                             THREE MONTHS                           SIX MONTHS
                                            ENDED JUNE 30,                        ENDED JUNE 30,
                                   ---------------------------------     ---------------------------------
                                        1999               2000               1999               2000
                                   --------------     --------------     --------------     --------------
                                              (unaudited)                           (unaudited)
EARNINGS (LOSS) PER
COMMON SHARE (BASIC)               $         0.11     $        (0.04)    $         0.20     $        (0.11)
                                   ==============     ==============     ==============     ==============
EARNINGS (LOSS) PER
COMMON SHARE (DILUTED)             $         0.07     $        (0.04)    $         0.13     $        (0.11)
                                   ==============     ==============     ==============     ==============
WEIGHTED AVERAGE SHARES
OUTSTANDING (BASIC)                    14,698,534         15,276,585         15,089,633         13,944,065
                                   ==============     ==============     ==============     ==============
WEIGHTED AVERAGE SHARES
OUTSTANDING
 (DILUTED)                             22,855,064         15,276,585         23,246,163         13,944,065
                                   ==============     ==============     ==============     ==============


See accompanying notes.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED JUNE 30,
                                                               --------------------------
                                                                  1999            2000
                                                               ----------      ----------
                                                                       (unaudited)
OPERATING ACTIVITIES
Net income (loss)                                              $    3,391      $   (1,514)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
  Depreciation and amortization                                       692             852
  Deferred income taxes                                              (318)            780
  Provision for bad debts (recovery)                                 (100)            (24)
  Stock and options issued as compensation                             --             919
  Changes in operating assets and liabilities:
     Receivables and unbilled revenues                             (5,675)         (6,567)
     Prepaid expenses and other assets                                205             (33)
     Deferred offering costs                                           --          (1,600)
     Accounts payable and accrued expenses                           (282)          4,708
     Accrual for anticipated contract costs                           (49)            569
     Unearned revenue and customer deposits                        (2,021)            527
                                                               ----------      ----------
          Net cash used in operating activities                    (4,157)         (1,383)

INVESTING ACTIVITIES
  Purchase of property and equipment                                 (835)         (2,601)
                                                               ----------      ----------
          Net cash used in investing activities                      (845)         (2,601)

FINANCING ACTIVITIES
  Issuance of common stock                                             --          10,000
  Note receivable from a shareholder                                   --             (60)
  Borrowing line of credit                                          1,000              --
  Borrowing on revolving credit loan agreements                        --           1,181
  Purchase of common stock                                           (519)             --
  Exercise of stock options                                            45             124
                                                               ----------      ----------
          Net cash provided by financing activities                   526          11,245
                                                               ----------      ----------
Effect of exchange rate changes on cash and cash
  equivalents                                                           9              13
                                                               ----------      ----------
Net increase (decrease) in cash and cash equivalents               (4,457)          7,274

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                                          4,958           1,596
                                                               ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                                        $      501      $    8,870
                                                               ==========      ==========


See accompanying notes.

                          CONVERGENT GROUP CORPORATION

                                                               SIX MONTHS ENDED JUNE 30,
                                                               -------------------------
                                                                  1999           2000
                                                               ----------     ----------
                                                                      (unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid during the period for interest                       $       27     $    1,121
                                                               ==========     ==========


NONCASH ACTIVITIES:


Issuance of note payable in exchange for stock repurchase      $       40     $       --
                                                               ==========     ==========


See accompanying notes.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Convergent Group Corporation and Subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principals ("GAAP") and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, they contain all normal recurring accruals and adjustments, which are necessary to present fairly the consolidated financial position of the Company at June 30, 2000, the consolidated results of its operations for the three and six months ended June 30, 1999 and 2000 and the consolidated cash flows for the six months ended June 30, 1999 and June 30, 2000. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereof included in the Company's Registration Statement on Form S-1 (SEC File No. 333-30586) relating to the Company's initial public offering of common stock.

On August 13, 1999, the Company effected a Common Stock split on a 7.8 for one basis. On July 24, 2000, the Company effected a reverse split of its common stock on a one for two basis. All share amounts have been restated to retroactively reflect the stock splits.

Note B. Basis of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Note C. Income Taxes

The Company provides for income tax expense in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Note D. Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income has no impact on the Company's net income, balance sheet or stockholders' equity (deficit). The components of comprehensive income are as follows:

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

Note D. Comprehensive Income (continued)

                                        Three Months                Six Months
                                       Ended June 30,             Ended June 30,
                                     1999         2000          1999         2000
                                   --------     --------      --------     --------

Net income (loss)                  $  1,598     $   (634)     $  2,977     $ (1,514)
Foreign currency
translation adjustments                   5            2             6           13
                                   --------     --------      --------     --------
Comprehensive income
 (loss)                            $  1,603     $   (632)     $  2,983     $ (1,501)
                                   ========     ========      ========     ========

Note E. Recent Accounting Pronouncements

There have been no recent accounting pronouncements that have had or are expected to have a material effect on the Company's financial position or results of operations.

Note F. Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128). Basic net earnings (loss) per share is computed by dividing the net income or loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. The calculation of diluted net earnings (loss) per share was calculated by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus additional common shares that would have been outstanding if potentially dilutive common shares had been issued. Potential common shares are composed of Common Stock issuable upon the exercise of stock options and upon conversion of Series A and Series B Mandatorily Redeemable Preferred Stock which were reacquired in August, 1999 and Series A Convertible Preferred Stock which were converted to Common Stock upon completion of the Company's initial public offering in August, 2000.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

Note F. Earnings Per Share (continued)

The following table sets forth the computation of earnings per share:

                                                     Three Months                        Six Months
                                                    Ended June 30,                     Ended June 30,
                                                1999             2000              1999             2000
                                            ------------     ------------      ------------     ------------
                                                     (unaudited)                        (unaudited)
     Numerator:
     Net income (loss)                      $      1,598     $       (634)     $      2,977     $     (1,514)
                                            ============     ============      ============     ============

     Denominator:
     Weighted average shares basic            14,698,534       15,276,585        15,089,633       13,944,065

     Effect of dilutive securities -
       employee stock options and
       conversion of preferred stock           8,156,530               --         8,156,530               --
                                            ------------     ------------      ------------     ------------

     Denominator for diluted earnings
       (loss) per share - adjusted
       weighted average shares and
       assumed conversions                    22,855,064       15,276,585        23,246,163       13,944,065
                                            ------------     ------------      ------------     ------------

     Basic earnings (loss
       Per common shares                    $       0.11     $      (0.04)     $       0.20     $      (0.11)
                                            ============     ============      ============     ============

     Earnings (loss) per common
       Share assuming dilution              $       0.07     $      (0.04)     $       0.13     $      (0.11)
                                            ============     ============      ============     ============


Note G. Subsequent Events

On August 4, 2000, the Company consummated its initial public offering, issuing 5,000,000 shares of Common Stock at a price of $7.00 per share. Upon completion of the Company's initial public offering, 42,487,701 outstanding shares of Series A Convertible Preferred Stock were converted to 21,243,850 shares of the Company's Common Stock.

On June 15, 2000, Cinergy Communications, Inc., a wholly owned subsidiary of Cinergy Corp, one of our principal utility customers, purchased in a private placement 1,237,000 shares of our Common Stock for $10,000,000. Concurrent with the closing of our initial public offering, Cinergy Communications, Inc. in a private placement purchased an additional 929,279 shares of our Common Stock for $2,131,162. The purchase price for the additional shares purchased concurrently with the closing of our initial public offering was determined based on a formula so that the average purchase price for all shares purchased by Cinergy Communications, Inc. was equal to 80% of the initial public offering price in accordance with the stock purchase agreement, as amended.

ITEM 2.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company provides consulting, software engineering, systems integration, and project management services that enable its utility and local government clients to implement Internet-based eBusiness solutions. The Company combines the use of existing and emerging digital technologies with its business expertise in the utility and local government sectors to deliver solutions that address its clients' mission-critical business problems. These eBusiness transformation solutions help clients integrate data from various isolated sources to create a single, Web-based point of entry through which internal decision-makers, business partners, suppliers, customers and constituents can access business information on a real-time basis. The Company's solutions help its clients increase revenues, reduce costs, improve customer services, ensure service reliability, improve resource management and exploit their information assets.

         The Company derives the majority of its revenue from its professional services which include consulting and software integration. The Company's consulting services consist of evaluating existing information systems, recommending solutions and components including hardware and software to transition to real-time information digital environments, analyzing the cost and benefit, developing the strategies to implement digital environments and training personnel to transition the change. Integration services consist of developing specific software code or employing our previously developed code, which is the Company's intellectual property, to integrate new software into new or existing systems. These professional services are included in integration, consulting and other services revenue.

         Subcontractor and other revenue include data conversion services and computer hardware and software revenue, each of which can be a portion of the solution the Company provides its client. Data conversion has historically been performed principally through a single subcontractor whom the Company manages as part of delivering its solutions for its clients. The Company has recently begun using several other subcontractors for new client engagements. The Company acts as a value added reseller for some computer hardware and software manufacturers.

         The Company expects revenue from data conversion services to decline in future years as a percent of our overall revenues. The Company expects that the Company will derive an increasing percentage of its revenues from consulting and integration services in future periods. The Company provides most of its hardware and software procurement services during the earlier stages of a client engagement, and once the Company has completed these services for a client, the client's further requirements for these services are substantially lower. Thus, when existing clients retain the Company for subsequent projects, it will increasingly be to provide consulting and integration software and eBusiness services.

ITEM 2.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General (continued)

         The Company's most significant operating expenses for integration, consulting and other services consist of project personnel costs, including compensation, benefits and project-related travel expenses. The Company expects to increase the number of professional staff significantly during 2000 and in future years to support its expected revenue growth in this area. As a result of this growth, the Company expects its direct cost of integration, consulting and other services revenue to increase significantly. In addition, the Company expects the personnel cost of each professional staff member to increase as the solutions the Company delivers become more complex and require the Company's staff members to obtain additional training. Members of the Company's professional staff are highly trained and the Company expects that salary and benefit costs will increase as the Company strives to maintain its competitive position. Although these direct costs are expected to increase, the Company expects its gross profit margins on its integration, consulting and other services revenue to increase due to improved delivery efficiencies achieved through the use of our internally developed software solutions and our Rapid Performance Modeling methodology. Rapid Performance Modeling is the methodology the Company employs to speed the delivery of integration software solutions to its clients and to reduce its professional service costs. At the outset of each engagement, the Company identifies the components used in previously developed software that can be used to satisfy the new client's requirements. The Company delivers the core code of these previously developed software components to its client, customizes the code to meet the client's solution requirements and eliminates the professional labor cost associated with redeveloping the core software code.

         Expenses related to subcontractor and other revenue include software, hardware and subcontractor costs. The Company expects costs of software and hardware to decrease as a percentage of revenue. Data conversion services are labor intensive and generate low gross profit margins. The Company plans to improve its profit margins on these services by better managing its subcontractors and by engaging additional subcontractors. Data migration services, which will be included in integration consulting and other services revenues, are less labor intensive than data conversion services but require a higher degree of technical skill. As a result of the Company's personnel growth and accompanying enhanced internal capabilities, the Company believes that it can realize higher profit margins on data migration services than on data conversion services by performing these services internally.

         Selling, general and administrative expenses are expected to increase during 2000 due to the opening of new sales and marketing offices in the United Kingdom and Australia, each of which were opened during the first quarter of 2000. Selling expenses are also expected to increase due to the Company's efforts to develop brand name recognition through the aggressive marketing of the Company's Digital Utility and Government Gateway solutions. In addition, administrative costs are expected to increase as a percentage of revenue as the Company hires additional management personnel to manage its growth.

ITEM 2.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General (continued)

         The Company plans to continue to expand its operations by hiring additional professional staff members and other employees, and adding new offices, systems and other infrastructure. The resulting increase in operating expenses would harm our operating results if the Company's revenues do not increase to support such expenses. Based on all of the foregoing, the Company believes that its quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied on as indications of future performance.

Forward-Looking Statements

         The information in this discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the Company's current expectations and are subject to a number of risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact my be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "strategy," "believes," "anticipates," "plans," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from those discussed in the forward-looking statements. Among the important factors that could cause actual results to differ significantly from these expressed or implied by such forward-looking statements are our dependence on a limited number of significant clients and the loss of any major client or the loss or reduction in scope of any significant project; unexpected project delays, project cancellations or the failure to obtain new projects; increased costs from any associated employee underutilization; the failure to maintain costs under our fixed-price contracts at or below the estimated levels; our reliance on a single subcontractor for our data conversion services and the failure of that subcontractor to perform services on a timely basis; the failure of our eBusiness transformation products and services to be accepted in the marketplace; the intense competition in our industry; technological change; damage to our reputation which could result from unexpected network interruptions, undetected errors or defects in our services, breaches of our network security or computer viruses or government audits; the risk that our utility and government clients will postpone or cancel projects if there is an economic downturn or if they are unable to comply with their regulatory requirements; demand for our services could decrease if the rate of deregulation in the utility industry slows; the imposition of new burdensome government regulations and legal uncertainties regarding the Internet which could increase our costs or limit our operations; the risk that our intellectual property and proprietary rights may not be fully protected; our inability to negotiate contracts which permit us to reuse our software codes and methodologies; the risk that we fail to manage and maintain our growth, including our international growth; our need to successfully develop awareness of our brand names; the risk that we may be subject to employment-related claims relating to the hiring of new employees; the potential need for additional financing; as well as the other risk factors affecting the Company detailed from time to time in the documents filed by the Company with the Securities and Exchange Commission, including but not limited to those discussed under the caption "Risk Factors" in the Company's registration statement on Form S-1 (file no. 333-30586) declared effective by the SEC on July 31, 2000.

ITEM 2.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

         Revenues. For the first six months of 2000, revenues increased 31% to $40.6 million, as compared to $31.1 million for the same period last year. This increase was primarily due to an increase in integration, consulting and other service revenues of $8.3 million, or 42%, from $19.6 million for the six months ended June 30, 1999 to $27.9 million for the six months ended June 30, 2000, as a result of the addition of professional personnel to service engagements and the increase in the number and scope of the engagements. Revenue from subcontractor and other revenue increased by $1.2 million, or 11%, from $11.5 million for the six months ended June 30, 1999 to $12.7 million for the six months ended June 30, 2000. The increase in subcontractor and other revenue was primarily due to an increase in revenues from third-party software deliveries of $1.7 million from $1.4 million for the six months ended June 30, 1999 to $3.1 million for the six months ended June 30, 2000 offset by a decrease in subcontractor data conversion services of $1.0 million from $8.0 million for the six months ended June 30, 1999 to $7.0 million for the six months ended June 30, 2000. We expect that data conversion revenue will decline as a percentage of revenue during future quarters as we focus on increasing our integration, consulting, and other service revenues.

         For the second quarter of 2000, revenues increased 35% to $22.0 million, as compared to $16.3 million for the same period last year. Revenue from integration, consulting and other services increased 36% from $10.4 million for the three months ended June 30, 1999 to $14.1 million for the three months ended June 30, 2000. The increase in integration, consulting, and other services was due to an increase in the number of consulting engagements and increase in the scope of engagements. Revenue from subcontractor and other revenue increased 33% from $5.9 million for the three months ended June 30, 1999 to $7.9 million for the three months ended June 30, 2000. The increase in subcontractor and other revenue is primarily due to third-party software deliveries. Our revenue from third party software is dependent upon our customers' and projects' scheduled delivery requirements. We expect third party software revenue to fluctuate from quarter to quarter.

         Gross Profit. Gross profit for the second quarter rose to $8.8 million, an increase of 54% over the $5.7 million reported in the second quarter last year. Gross profit margin for the second quarter increased from 35.0% for the three months ended June 30, 1999 to 40.0% for the three months ended June 30, 2000. Gross profit for the first half of 2000 rose to $16.9 million, an increase of 53% over the $11.0 million reported for the first half of last year. Gross profit margin for the first half of 2000 increased from 35.5% for the six months ended June 30, 1999 to 41.5% for the six months ended June 30, 2000.

         Gross profit from integration, consulting, and other services increased by $2.6 million from $4.5 million for the three months ended June 30, 1999 to $7.1 million for the three months ended June 30, 2000. Gross profit margin from integration, consulting, and other services for the second quarter increased from 43.4% for the three months ended June 30, 1999 to 50.6% for the three months ended June 30, 2000.

         Gross profit from integration, consulting, and other services also increased for the six months ended June 30, 2000 by $5.7 million to $14.3 million from $8.6 million for the six months ended June 30, 1999. Gross profit margin from integration, consulting, and other services for the first half of 2000 increased from 43.9% for the six months ended June 30, 1999 to 51.1% for the six months ended June 30, 2000. The increases in gross profit and gross profit margin in both the second quarter and the first six months of 2000

ITEM 2.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

were primarily due to the use of the Company's Rapid Performance Modeling for integration, consulting and other services, which permits the elimination of redundant costs in the development of core software code for similar business applications. The cost of developing this reusable software was substantially expensed during 1999. Gross profit and gross profit margin for the three and six months ended June 30, 2000 does not include approximately $10 thousand and $30 thousand, respectively, reported as employee stock compensation expense.

         Gross profit from subcontractor and other revenue increased from $1.2 million and $2.4 million for the three and six months ended June 30, 1999 to $1.7 million and $2.6 million for the three and six months ended June 30, 2000. Gross profit margin from subcontractor and other revenue increased slightly from 20.5% for the three months ended June 30, 1999 to 21.1% for the three months ended June 30, 2000. The primary reason for this increase is the shift in revenue mix from lower margin conversion revenue to higher margin third-party software revenue. Gross profit margin from subcontractor and other revenue decreased slightly from 20.9% for the six months ended June 30, 1999 to 20.5% for the six months ended June 30, 2000. This decrease was primarily due to the cessation by us of maintenance services for our GDS software product, which was discontinued in 1996.

         Operating Expenses. Excluding $319 thousand and $919 thousand of employee stock compensation expense for the three and six months ended June 30, 2000, total operating expenses increased 103% and 98% from $4.0 million and $7.9 million during the three and six months ended June 30, 1999 to $8.2 million and $15.7 million for the three and six months ended June 30, 2000. These increases reflect an increase in selling, general, and administrative personnel and related expense. Selling, general, and administrative headcount increased by 108% from 62 for the six months ended June 30, 1999 to 129 for the six months ended June 30, 2000. This increase was primarily attributable to corporate expansion in the U.S. and in London, England, and Brisbane, Australia. In addition, we added headcount to recruit professional and technical personnel and manage our hiring process for personnel additions necessary to perform and manage our growth in number of customers and engagements.

         Net Interest Income (Expense). Net interest income (expense) for the three and six months ended June 30, 1999 of ($7) thousand and $6 thousand compared to net interest (expense) of ($479) thousand and ($924) thousand for the three and six months ended June 30, 2000. This increase in interest expense was due to interest payable on $22.0 million borrowed under our revolving credit loan facility in connection with our 1999 recapitalization. We repaid $16.0 million of this borrowing with part of the proceeds from our initial public offering completed in August 2000.

         Income (Loss) Before Taxes. Our income (loss) before provision (benefit) for income taxes decreased from $1.7 million and $3.1 million for the six and three months ended June 30, 1999 to ($0.2) million and $(0.7) million for the three and six months ended June 30, 2000. This decrease is primarily due to an increase in selling, general and administrative expenses including approximately $0.3 million and $0.9 million of employee stock compensation amortization expense recorded for the three and six months ended June 30, 2000.

ITEM 2.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (continued)

         Income Tax Benefit (Provision). The income tax benefit for the three months ended June 30, 1999 was $0.1 million compared to an income tax provision of ($0.4) for the three months ended June 30, 2000. For the six months ended June 30, 1999, income tax benefit was $0.3 million compared to an income tax provision of ($0.9) for the six months ended June 30, 2000. Income tax benefit was recorded to the extent we expected to realize a tax benefit from the use of our net operating losses in future periods. We believe that, based upon our history of operations, recording a tax benefit for more than the amount we expect to realize in our next fiscal year would be inappropriate. Based upon our expectations for the remaining portion of this fiscal year and our fiscal year 2001 and limitations placed on the use of our net operating losses by the Internal Revenue Code and Regulations, we have reduced our deferred tax asset to reflect the asset we believe will be allowable under these limitations to offset income taxes for the current and our next fiscal year.

         Net Income (Loss). As a result of the foregoing factors, we incurred net income of $1.6 million and $3.0 million for the three and six months ended June 30, 1999 as compared to a net loss of ($0.6) and ($1.5) for the three and six months ended June 30, 2000.


Liquidity and Capital Resources

         Cash used in operating activities decreased from $4.2 million for the six months June 30, 1999 to $1.4 million for the six months ended June 30, 2000. This decrease reflected our net loss of $1.5 million for the six months ended June 30, 2000 and an increase in receivables and unbilled revenues of $6.6 million which was partially offset by an increase in accounts payable and accrued expenses of $4.7 million, compared to our net income of $3.4 million in 1999 which was reduced by cash used due to a $5.7 million increase in receivables and unbilled revenue and a $2.0 million decrease in unearned revenue and customer deposits.

         The days outstanding for accounts receivable and unbilled revenues have increased from 71 days at June 30, 1999 to 81 days at June 30, 2000. The primary reason for this increase in days outstanding is due to payment delays on subcontract conversion revenues which has increased our unbilled revenue days outstanding by 13 days.

         The balance in the allowance for doubtful accounts has decreased between the six months ended June 30, 1999 and June 30, 2000 by $38 thousand from $57 thousand at June 30, 1999 to $19 thousand at June 30, 2000 as a result of bad debts charged against the allowance relating to GDS software maintenance. We maintain a deminimus allowance for doubtful accounts for our system integration projects. Accounts receivable from our system integration clients, primarily large stable utilities and government enterprises, represent nominal credit risk. The Company realized no bad debt expense on any system integration or consulting engagement during the periods ended June 30, 1999 and 2000.

ITEM 2.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

         Net cash provided by financing activities increased from $0.5 for the six months ended June 30, 1999 to $11.2 million for the six months ended June 30, 2000. Cash provided by financing activities for the six months ended June 30, 2000 resulted from net borrowings on our revolving credit line of $1.2 million and the issuance of common stock of $10.0 million. During the six months ended June 30, 1999, cash provided by financing activities was primarily due to borrowing of $1.0 million on our line of credit offset by $0.5 million used to repurchase outstanding common stock for our employee stock option plan.

         Our capital expenditures were $2.6 million for the six months ended June 30, 2000 and $0.8 million for the six months ended June 30, 1999. Capital expenditures during 2000 were used primarily to purchase new personal computer hardware and software as a result of the increase in our headcount. Capital expenditures for 2000 are expected to be approximately $5 million. The majority of capital expenditures for 2000 are projected to cover the purchase of additional software and hardware for employees we expect to hire during the year.

         Cash and cash equivalents increased from $0.5 million for the six months ended June 30, 1999 to $8.9 million for the six months ended June 30, 2000.

         In connection with our August 1999 recapitalization, we entered into a Revolving Credit Loan Agreement with Fleet Bank, which provides a line of credit of up to $25 million. We borrowed $22 million under the Agreement during 1999 to partially fund the purchase of our previously outstanding Series A and Series B Preferred Stock and Class A Common Stock. In addition, we borrowed an additional $1.0 million during the three months ended June 30, 2000 for temporary working capital. At our election, interest on borrowings under this credit facility are based on either LIBOR plus 2.5% or the prime rate plus 0.75%. As of June 30, 2000, $20 million of our outstanding balance bears interest based on LIBOR, and the remaining $3 million bears interest under the prime rate option. The effective blended interest rate on borrowings at June 30, 2000 was 9.23%. The Agreement includes covenants relating to the maintenance of specific financial ratios, including minimum interest coverage, debt service, current assets ratios and limitations on additional debt.

         We were in compliance with all covenants at December 31, 1999. At June 30, 2000, we were in violation of certain covenants for which we have obtained waivers. We paid approximately $16.0 million against the credit facility during August 2000.

         On August 4, 2000, the Company consummated its initial public offering, issuing 5,000,000 shares of Common Stock at a price of $7.00 per share. Estimated net proceeds of the initial public offering, which excludes underwriting discounts and commissions and estimated expenses incurred in connection with the initial public offering are $30.1 million. Pursuant to a stock purchase agreement, as amended, Cinergy Communications, Inc. purchased 929,279 shares of our Common Stock for $2,131,162 concurrently with the closing of our initial public offering.

ITEM 2.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

         We believe that cash provided from operations, borrowings available under our revolving credit loan facility or a new credit facility and the net proceeds of our initial public offering will be sufficient to meet working capital and capital expenditure requirements for at least the next twelve months. Thereafter, we may need to raise additional funds through public or private financing, or make other arrangements to fund our operations and potential acquisitions, if any. We cannot assure you that any financing or other arrangements will be available in amounts or on terms acceptable to us or at all, and any financing or other arrangements could place operating or other restrictions on us. Our inability to raise capital when needed could seriously harm the growth of our business and results of operations. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities could have rights, preferences or privileges senior to those of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company currently provides services to clients located in North America, and to a lesser extent, Europe, South America and the Asia-Pacific region. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of the Company's contracts with clients currently provide that payments to the Company be made in U.S. dollars, a strengthening of the dollar could make the Company's services less competitive in foreign markets. The Company does not expect any material adverse effect on the Company's consolidated financial position, results of operations or cash flows due to movements in any specific foreign currency. The Company currently does not use financial instruments to hedge foreign denominated operating expenses, but the Company intends to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. The Company's interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of the Company's investments are in short-term instruments. Due to the short-term nature of the Company's investments, the Company believes that there is no material risk exposure. The Company's revolving credit facility, which constitutes long term debt, bears interest at variable rates based on LIBOR or the prime rate. As a result, interest rate changes generally do not affect the fair market value of our variable rate debt but do impact future earnings and cash flows, assuming other factors are held constant. The Company used part of the proceeds from its initial public offering to repay amounts outstanding under the revolving credit facility.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES


Part II - OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

Pursuant to a Form S-1 Registration Statement (SEC File No. 333-30586) declared effective by the SEC on July 31, 2000, the Company on August 4, 2000 completed the sale of 5,000,000 shares of its Common Stock in connection with an initial public offering ("IPO") at a price of $7 per share. The managing underwriters in the offering were FleetBoston Robertson Stephens Inc., Donaldson, Lufkin & Jenrette Securities Corporation and WitSoundview Corporation.

The following table details the underwriting discounts and commissions and estimated expenses incurred by the Company in connection with the completion of the IPO:

                                                           (in thousands)
                                                           --------------
Gross Proceeds                                              $     35,000


Underwriting discounts and commissions                            (2,450)

Estimated Expenses:
Nasdaq listing fee                                                   (90)
Blue Sky Fees                                                        (10)
SEC Filing Fees                                                      (40)
NASD Fee                                                             (16)
Transfer agent fees                                                   (3)
Accounting fees                                                     (115)
Legal fees                                                        (1,155)
Printing fees                                                       (440)
Miscellaneous                                                       (306)
                                                            ------------

         Total underwriting discounts and commissions
         and estimated expenses                                   (4,625)
                                                            ------------

         Net Proceeds                                       $     30,375
                                                            ============

----------

None of such expenses involved direct or indirect payments to directors or officers of the Company or their associates, 10% stockholders of the Company, or affiliates of the Company.

         Since the effective date of the Registration Statement through August 31, 2000, we have used the net proceeds of the offering plus the net proceeds of $2.1 million of a concurrent private placement as follows:

          o Approximately $16.0 million to pay indebtedness under a revolving credit facility plus accrued interest; and

          o $3.0 million in payment of fees owed to InSight Capital Partners, which with affiliated entities owns approximately 21.5% of the Company's outstanding common stock.

          o The Company maintains the balance of net proceeds in an interest bearing account.

         These uses of proceeds from the Company's offering do not represent a material change from the anticipated uses described in the Prospectus for the IPO.

         Except for the payment to InSight Capital Partners as described above, none of the proceeds from the IPO were used to make direct or indirect payments to directors or officers of the Company of their associates, 10% stockholders of the Company, or affiliates of the Company.

Changes in Securities

On June 15, 2000, the Company sold 1,237,000 shares (after giving effect to the reverse stock split referred to below) of Common Stock to Cinergy Communications Inc. ("CCI") in a private placement for $10,000,000. Concurrent with the closing of the IPO, the Company sold an additional 929,279 shares of common stock to CCI in a private placement for $2.1 million. The purchase price of the additional shares sold to CCI was in an amount such that the purchase price per share of all the shares sold to CCI would be at a price equal to 80% of the IPO price per share. Concurrently with the closing of the IPO, the Company's Series A Convertible Preferred Stock automatically converted into 21,243,850 shares of common stock.

During the quarter ended June 30, 2000 and prior to the closing of the Company's initial public offering on August 4, 2000, the Company granted options to purchase 11,000 shares of its common stock to employees, officers and directors of the Company with an exercise price of $6.76. These options were granted pursuant to the Company's 1999 Stock Option Plan. During the quarter ended June 30, 2000 and prior to the closing of the Company's initial public offering on August 4, 2000, the Company issued 118,426 shares of its common stock upon the exercise of options at an exercise price of $0.09 to $6.76, resulting in a total purchase price of $18,897.

The issuance of options and the sale of the common stock upon exercise of employee stock options was deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933 ("the Act") or Rule 701 promulgated under Section 3 (b) of the Act. The issuance of common stock upon automatic conversion of the Company's previously outstanding Series A Preferred stock upon consummation of the IPO was exempt from registration under the Act by virtue of Section 3 (a)(9) of the Act. The issuances of common stock to CCI was exempt from registration under the Act in reliance upon Section 4(2) or Regulation D promulgated thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the second quarter of 2000, the stockholders of the Company have taken the following actions by written consent, effective on the dates listed below.

         1. As of June 26, 2000, the stockholders approved an amendment to the Company's 1999 Stock Option Plan to increase the number of shares available under the Plan and remove the requirement that the exercise price of nonqualified options be at least 25% of the fair market value of the underlying shares. The stockholders also approved an amendment to the Certificate of Incorporation changing the definition in one provision relating to the Series A Preferred Stock in order to reflect the increase in the number of shares available under the 1999 Stock Option Plan and certain stock grants.

         2. As of June 30, 2000, the stockholders approved an amendment to the Company's Certificate of Incorporation to effect a one-for-two reverse stock split of the common stock in preparation of the Company's initial public offering. Stockholders also approved the Amended and Restated Certificate of Incorporation and Amended Bylaws. The Amended and Restated Certificate of Incorporation included provisions that, among other things, provide for a classified Board of Directors, eliminate stockholder action by written consent, provide that the directors may be removed only for cause with the affirmative vote of the holders of 66-2/3% of the outstanding voting power, delete provisions applicable to the Company's Series A Convertible Preferred Stock which were converted into Common Stock upon consummation of the IPO, authorized 75,000,000 shares of Preferred Stock with terms to be fixed by the Board of Directors, and required the vote of 66-2/3% of the outstanding voting power for an amendment or repeal of the Bylaws of the Company and a vote of 66-2/3% of the outstanding voting power for an amendment to that provision and certain other provisions of the Amended and Restated Certificate of Incorporation.

         3. As of June 30, 2000, holders of Series A Preferred Stock of the Company approved the Company's IPO, the allocation of certain shares within the designated shares program in the IPO, an amendment to an agreement under which a shareholder sold certain shares of the Company stock, the issuance of restricted stock to two directors, the issuance of a certain shares to four executives of the Company or entities related to them, the issuance of up to 10,000 shares to a consultant and the issuance of shares pursuant to the Company's 1999 Stock Option Plan. The approval was done in accordance with terms of a shareholders' agreement.

         More than 97% of the voting power of the Series A Preferred Stock executed the consents described above, and over 80% of the voting power of all stock entitled to vote on these matters executed the consents described in Paragraphs 1 and 2 above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits

 27 Financial Data Schedule

b. Reports on Form 8-K

None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        CONVERGENT GROUP CORPORATION
                                                (Registrant)




Dated:   September 13, 2000             By: /s/ Bryan R. Mileger
                                           ---------------------------------
                                           Bryan R. Mileger, Chief Financial
                                           Officer (Principal Financial Officer
                                           and Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27                     Financial Data Schedule