Form 10-Q
period 2000-09-30
CONVERGENT GROUP CORP
filed 2000-11-14
CIK 1094215

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission file number 000-30897


                          CONVERGENT GROUP CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                               84-1264004
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

    6399 South Fiddler's Green Circle, Suite 600, Greenwood Village, CO 80111
    -------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 741-8400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of October 24, 2000, there were 43,414,293 shares outstanding of the registrant's Common Stock, $.001 par value per share.

                          CONVERGENT GROUP CORPORATION

                                      INDEX

                                                                                                      Page No.
PART I--FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements ...................................................   3

              Condensed Consolidated Balance Sheets at December 31, 1999 and
              September 30, 2000 .....................................................................   3

              Condensed Consolidated Statements of Operations for the
              Three and Nine Months Ended September 30, 1999 and September 30, 2000 ..................   4

              Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 1999 and September 30, 2000 ............................   5

              Notes to Condensed Consolidated Financial Statements ...................................   6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................................................   9

         Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........................  18

PART II--OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds ...........................................  19

         Item 4. Submission of Matters to a Vote of Security Holders .................................  20

         Item 6. Exhibits and Reports on Forms 8-K ...................................................  20

EXHIBITS

         27.  Financial Data Schedule (for SEC information only)

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                    ASSETS                          DECEMBER 31,  SEPTEMBER 30,
                                                                                        1999           2000
                                                                                    ------------  -------------
CURRENT ASSETS                                                                                     (unaudited)
Cash and cash equivalents                                                            $   1,596      $  15,149
Accounts receivable (net of allowance for doubtful
  accounts of $43 and $19, respectively)                                                 9,181          8,259
Unbilled revenues                                                                        6,351         17,365
Deferred tax asset                                                                       3,400          2,627
Prepaid expenses and other                                                                 995          2,866
                                                                                     ---------      ---------
     Total current assets                                                               21,523         46,266
PROPERTY AND EQUIPMENT, AT COST (net of
  accumulated depreciation and amortization of
  $4,963 and $6,344, respectively)                                                       3,102          5,022
LOAN RECEIVABLE FROM RELATED PARTY                                                       2,046          2,135
OTHER ASSETS                                                                                36          1,623
                                                                                     ---------      ---------
     Total assets                                                                    $  26,707      $  55,046
                                                                                     =========      =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable                                                                     $   2,346      $   4,497
Note payable                                                                                40             --
Deferred revenue                                                                         2,182          3,687
Accrued liability for anticipated contract costs                                         1,949          3,299
Accrued compensation and related expense                                                 2,128          3,832
Accrued project related costs                                                            5,619          4,090
Other accrued expenses                                                                   1,327          1,156
                                                                                     ---------      ---------
     Total current liabilities                                                          15,591         20,561
NON-CURRENT LIABILITIES:
Accrued liability for anticipated contract costs                                           171            547
Accrued compensation and related expenses                                                  227            227
Long-term loan (net of deferred acquisition costs)                                      21,753          6,403
                                                                                     ---------      ---------
     Total  non-current liabilities                                                     22,151          7,177
                                                                                     ---------      ---------
     Total liabilities                                                                  37,742         27,738
COMMITMENTS                                                                                 --             --
STOCKHOLDERS' EQUITY (DEFICIT):
Series A convertible preferred stock ($.001 par value; 75,000,000 shares
 authorized; 41,978,689 and -0- shares issued and outstanding)                              42             --
Common Stock ($0.001 par value; 125,000,000 shares authorized;
  13,749,322 and 43,414,293 shares issued and outstanding)                                  14             43
  Additional paid-in capital                                                            62,666        110,531
  Deferred compensation                                                                 (9,037)       (10,328)
  Accumulated deficit                                                                  (65,030)       (73,240)
  Accumulated other comprehensive income                                                   310            302
                                                                                     ---------      ---------
     Total stockholders' equity (deficit)                                              (11,035)        27,308
                                                                                     ---------      ---------
     Total liabilities and stockholders' equity (deficit)                            $  26,707      $  55,046
                                                                                     =========      =========

See accompanying notes.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                THREE MONTHS                         NINE MONTHS
                                                             ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                       ------------------------------      ------------------------------
                                                           1999              2000              1999              2000
                                                       ------------      ------------      ------------      ------------
REVENUE:                                                        (unaudited)                         (unaudited)
Integration, consulting and other services             $     10,724      $     14,793      $     30,373      $     42,501
Subcontractor and other revenue                               6,925             5,702            18,387            18,601
                                                       ------------      ------------      ------------      ------------
     Total revenues                                          17,649            20,495            48,760            61,102

COST OF REVENUES:
Cost of integration, consulting and other services            5,600             9,823            16,618            23,363
(exclusive of $245 and $245 in 1999 and $25 and
$45 in 2000 reported as employee stock
compensation expense)
Cost of subcontractor and other revenue                       5,731             4,229            14,795            14,405
                                                       ------------      ------------      ------------      ------------
     Total cost of revenue                                   11,331            14,052            31,413            37,768

     Gross profit                                             6,318             6,443            17,347            23,334

EXPENSES:

Selling, general and administrative expenses                  4,056             8,759            11,760            24,469
(exclusive of  $10,882 and $10,882 in 1999
and $1,082 and $1,981 in 2000 reported as
employee stock compensation expense)
Recapitalization costs                                        7,098                --             7,098                --
Consulting agreement termination costs                        3,920                --             3,920                --
Management agreement financing fee                               --             3,038                --             3,038
Employee stock compensation expense                          11,127             1,107            11,127             2,026
                                                       ------------      ------------      ------------      ------------
                                                             26,201            12,904            33,905            29,533

     Operating loss                                         (19,883)           (6,461)          (16,558)           (6,199)

OTHER INCOME (EXPENSE):
Interest income                                                  57               115                90               215
Interest expense                                               (288)             (325)             (316)           (1,350)
                                                       ------------      ------------      ------------      ------------
     Total other income (expense)                              (231)             (210)             (226)           (1,135)
                                                       ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES                           (20,114)           (6,671)          (16,784)           (7,334)
INCOME TAX BENEFIT (EXPENSE)                                    928               (25)            1,186              (877)
                                                       ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                           (19,186)           (6,696)          (15,598)           (8,211)
PREFERRED STOCK ADJUSTMENTS                                    (210)               --            12,432                --
                                                       ------------      ------------      ------------      ------------
NET INCOME (LOSS) AVAILABLE TO
COMMON STOCKHOLDERS                                    $    (19,396)     $     (6,696)     $     (3,166)     $     (8,211)
                                                       ============      ============      ============      ============

Net Loss Per Common Share
  (Basic and Diluted)                                  $      (1.39)     $      (0.20)     $      (0.22)     $      (0.40)
                                                       ============      ============      ============      ============


Weighted Average Share
  Outstanding (Basic and Diluted)                        13,962,234        33,308,659        14,558,394        20,510,721
                                                       ============      ============      ============      ============


See accompanying notes.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------
                                                                                  1999                    2000
                                                                                --------                --------
OPERATING ACTIVITIES (unaudited)
Net loss                                                                        $(15,598)               $ (8,211)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                  1,031                   1,381
    Deferred income taxes                                                         (1,277)                    773
    Stock and options issued as compensation                                      11,127                   2,026
    Changes in operating assets and liabilities:
  Receivables and unbilled revenues                                               (8,666)                (10,092)
  Prepaid expenses and other assets                                                 (624)                 (1,835)
  Accounts payable and accrued expenses                                            6,635                   2,155
  Accrual for anticipated contract costs                                            (538)                  1,726
  Unearned revenue and customer deposits                                          (2,378)                  1,505
                                                                                --------                --------
          NET CASH USED IN OPERATING ACTIVITIES                                  (10,288)                (10,572)

INVESTING ACTIVITIES
  Purchase of property and equipment                                              (1,201)                 (3,301)
                                                                                --------                --------
          NET CASH USED IN INVESTING ACTIVITIES                                   (1,201)                 (3,301)
                                                                                --------                --------

FINANCING ACTIVITIES

  Issuance of Common Stock                                                            --                  12,676
  Exercise of stock options                                                          108                     148
  Issuance of convertible preferred stock, net of issuance costs of $687          44,859                      --
  Purchase of Common Stock                                                        (1,430)                     --
  Purchase of redeemable stock and Class A Common Stock                          (44,264)                     --
  Note receivable from a shareholder                                              (2,016)                    (89)
  Borrowing line of credit                                                         1,000                      --
  Pay down line of credit                                                         (1,000)                     --
  Borrowings on revolving credit loan agreements                                  24,000                   1,000
  Payments on revolving credit loan agreements                                    (2,000)                (16,390)
  Proceeds from initial public offering, net of issuance costs of $4,911              --                  30,089
  Deferred loan acquisition costs                                                   (270)                     --
  Repayment of note payable                                                         (500)                     --
  Distribution to common stockholders                                             (7,341)                     --
                                                                                --------                --------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                              11,146                  27,434
                                                                                --------                --------

Effect of exchange rate variances on cash and cash equivalents                         5                      (8)
                                                                                --------                --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (338)                 13,553
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   4,958                   1,596
                                                                                --------                --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  4,620                $ 15,149
                                                                                ========                ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                       $    310                $  1,299
                                                                                ========                ========
Noncash activities:
 Issuance of note payable in exchange for stock repurchase                      $     40                $     --
                                                                                ========                ========

See accompanying notes.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Convergent Group Corporation and Subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principals ("GAAP") and with the instructions to Form 10-Q. In the opinion of management, they contain all normal recurring accruals and adjustments, which are necessary to present fairly the consolidated financial position of Convergent Group at September 30, 2000, the consolidated results of operations for the three and nine months ended September 30, 1999 and 2000, and the consolidated cash flows for the nine months ended September 30, 1999 and September 30, 2000. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereof included in our Registration Statement on Form S-1 (SEC File No. 333-30586) relating to our initial public offering of Common Stock.

NOTE B. BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NOTE C. INCOME TAXES

We provided for income tax expense in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NOTE D. COMPREHENSIVE INCOME

We adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income has no impact on our net income, balance sheet or stockholders' equity (deficit). The components of comprehensive income are as follows:

                                                  THREE MONTHS                 NINE MONTHS
                                                ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                               1999          2000          1999          2000
                                             --------      --------      --------      --------
Net loss                                     $(19,186)     $ (6,696)     $(15,598)     $ (8,211)
Foreign currency translation adjustments           --           (21)            5            (8)
                                             --------      --------      --------      --------
Comprehensive income (loss)                  $(19,186)     $ (6,717)     $(15,593)     $ (8,219)
                                             ========      ========      ========      ========

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE E. RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements,"which provides guidance on the measurement and timing of revenue recognition in financial statements.

In March 2000, the Financial Accounting Standards Board, issued FASB Intrepretations No. 44, Accounting for Certain Transactions Involving Compensation (FIN No. 44). FIN No. 44 generally provides for prospective application for grants or modifications to existing stock option or awards after June 30, 2000. However for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000.

The adoption of these recent accounting pronouncements did not have a material effect on our financial position or results of operations.

NOTE F. EARNINGS PER SHARE

We compute earnings per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128). The following table sets forth the computation of earnings per share:

                                                   THREE MONTHS                       NINE MONTHS
                                                 ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                               1999             2000             1999              2000
                                           -----------      -----------      -----------      ------------
                                                    (unaudited)                       (unaudited)
         Numerator:
         Net loss                          $   (19,396)     $    (6,696)     $    (3,166)     $     (8,211)
                                           ===========      ===========      ===========      ============
         Denominator:
         Weighted average shares basic
               and diluted                  13,962,234       33,308,659       14,558,394        20,510,721
                                           ===========      ===========      ===========      ============
         Basic and diluted loss
           Per common shares               $     (1.39)     $     (0.20)     $     (0.22)     $      (0.40)
                                           ===========      ===========      ===========      ============

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE G. STOCKHOLDERS' EQUITY

On August 13, 1999, we affected a Common Stock split on a 7.8 for one basis. On July 24, 2000, we affected a reverse split of our Common Stock on a one for two basis. All share amounts have been restated to retroactively reflect the stock splits.

On August 4, 2000, we consummated our initial public offering, issuing 5,000,000 shares of Common Stock at a price of $7.00 per share. Upon completion of our initial public offering, 42,487,701 outstanding shares of Series A Convertible Preferred Stock were converted to 21,243,850 shares of our Common Stock.

On June 15, 2000, Cinergy Communications, Inc., a wholly owned subsidiary of Cinergy Corp., one of our principal utility customers, purchased in a private placement 1,237,000 shares of our Common Stock for $10,000,000. Concurrent with the closing of our initial public offering, Cinergy Communications, Inc. in a private placement purchased an additional 929,279 shares of our Common Stock for $2,131,162. The purchase price for the additional shares purchased concurrently with the closing of our initial public offering was determined based on a formula so that the average purchase price for all shares purchased by Cinergy Communications, Inc. was equal to 80% of the initial public offering price in accordance with the stock purchase agreement, as amended. We recorded an approximate $2.2 million discount on the sale of Common Stock which will be amortized as a reduction of revenues over the life of a related services contract with Cinergy Corp. $550,000 was amortized as a reduction of revenue for the quarter ended September 30, 2000.

NOTE H. SUBSEQUENT EVENTS

On October 13, 2000 we executed a definitive merger agreement with Schlumberger Technology Corporation ("STC"), Convergent Holding Corporation ("Parent"), a wholly owned subsidiary of STC, and Convergent Acquisition Sub, Inc. ("Purchaser"), a wholly owned subsidiary of Parent, in which Parent will acquire an approximate 72% majority interest in us for cash consideration of $8.00 per share. The transaction is structured as a tender offer by Purchaser for all of our outstanding Common Stock followed by the merger of Purchaser with and into us, which will result in us becoming a wholly owned subsidiary of Parent. Our executive management and an affiliate of our largest client, Cinergy Corp., will retain a minority interest of approximately 28% in Parent. The consummation of the tender offer is subject to a number of standard conditions including receipt of any necessary government approvals.

ITEM 2.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANICAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We provide consulting, software engineering, systems integration, and project management services that enable our utility and local government clients to implement Internet-based eBusiness solutions. We combine the use of existing and emerging digital technologies with our business expertise in the utility and local government sectors to deliver solutions that address our clients' mission-critical business objectives. These eBusiness transformation solutions help our clients integrate data from various isolated sources to create a single, Web-based point of entry through which internal decision-makers, business partners, suppliers, customers and constituents can access business information on a real-time basis. Our solutions help our clients increase revenues, reduce costs, improve customer services, ensure service reliability, improve resource management and exploit their information assets.

         We derive the majority of our revenue from our professional services, which include consulting and software integration. Our consulting services consist of evaluating existing information systems, recommending solutions and components including hardware and software to transition to real-time information digital environments, analyzing the cost and benefit of the transition, developing the strategies to implement digital environments and training personnel to transition the change. Integration services consist of developing specific software code or employing our previously developed code, which is our intellectual property, to integrate new software into new or existing systems. These professional services are included in integration, consulting and other services revenue.

         Subcontractor and other revenue include data conversion services and computer hardware and software revenue, each of which can be a portion of the solution we provide to our clients. Data conversion has historically been performed principally through a single subcontractor whom we manage as part of delivering our solutions to our clients. We have recently begun using several other subcontractors for new client engagements. We act as a value added reseller for some computer hardware and software manufacturers.

         We expect revenue from data conversion services to decline in future years as a percent of our overall revenues. We expect that we will derive an increasing percentage of our revenues from consulting and integration services in future periods. We provide most of our hardware and software procurement during the earlier stages of a client engagement, and once we have completed these services for a client, the client's further requirements for these services are substantially lower. Thus, when existing clients retain us for subsequent projects, it will increasingly be to provide consulting and integration software and eBusiness services.

ITEM 2.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANICAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL (CONTINUED)

         Our most significant operating expenses for integration, consulting and other services consist of project personnel costs, including compensation, benefits and project-related travel expenses. We expect to continue to increase the number of professional staff during 2000 and significantly in future years to support our expected revenue growth in this area. As a result of this growth, we expect our direct cost of integration, consulting and other services revenue to increase significantly. In addition, we expect the personnel cost of each professional staff member to increase as the solutions we deliver become more complex and we require our staff members to obtain additional training. Members of our professional staff are highly trained and we expect that salary and benefit costs will increase as we strive to maintain our competitive position. Although these direct costs are expected to increase, we expect our gross profit margins on our integration, consulting and other services revenue to increase due to improved delivery efficiencies achieved through the use of our internally developed software solutions and our Rapid Performance Modeling methodology. Rapid Performance Modeling is the methodology we employ to speed the delivery of integration software solutions to our clients and to reduce our professional service costs. At the outset of each engagement, we identify the components used in previously developed software that can be used to satisfy our new client's requirements. We deliver the core code of these previously developed software components to our client, customize the code to meet the client's solution requirements and eliminate the professional labor cost associated with redeveloping the core software code.

         Expenses related to subcontractor and other revenue include software, hardware and subcontractor costs. We expect costs of software and hardware to decrease as a percentage of total revenue as a result of an increased percentage of total revenue being derived from integration and consulting services. Data conversion services are labor intensive and generate low gross profit margins. We plan to improve our profit margins on these services by better managing our subcontractors and by engaging additional subcontractors. Data migration services, which will be included in integration consulting and other services revenues, are less labor intensive than data conversion services but require a higher degree of technical skill. As a result of our personnel growth and accompanying enhanced internal capabilities, we believe that we can realize higher profit margins on data migration services than on data conversion services by performing these services internally.

         Selling, general and administrative expenses are expected to increase through the remainder of 2000 due to the addition of sales and marketing personnel in the United States, United Kingdom and Australia. Selling expenses are also expected to increase due to our efforts to develop brand name recognition through the aggressive marketing of our Digital Utility and Government Gateway solutions. In addition, administrative costs are expected to increase as a percentage of revenue as we hire additional administrative support personnel.

ITEM 2.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANICAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL (CONTINUED)

         We plan to continue to expand our operations by hiring additional professional staff members and other employees, and adding new systems and other infrastructure. The resulting increase in operating expenses would harm our operating results if our revenues do not increase to support such expenses. Based on all of the foregoing, we believe that our quarterly revenue and operating results are likely to vary significantly in the future and that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied on as indications of future performance.

FORWARD-LOOKING STATEMENTS

         The information in this discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "strategy," "believes," "anticipates," "plans," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from those discussed in the forward-looking statements. Among the important factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are our dependence on a limited number of significant clients and the loss of any major client or the loss or reduction in scope of any significant project; unexpected project delays, project cancellations or the failure to obtain new projects; increased costs from any associated employee underutilization; the failure to maintain costs under our fixed-price contracts at or below the estimated levels; our reliance on a single subcontractor for our data conversion services and the failure of that subcontractor to perform services on a timely basis; the failure of our eBusiness transformation products and services to be accepted in the marketplace; the intense competition in our industry; technological change; damage to our reputation which could result from unexpected network interruptions, undetected errors or defects in our services, breaches of our network security or computer viruses or government audits; the risk that our utility and government clients will postpone or cancel projects if there is an economic downturn or if they are unable to comply with their regulatory requirements; demand for our services could decrease if the rate of deregulation in the utility industry slows; the imposition of new burdensome government regulations and legal uncertainties regarding the Internet which could increase our costs or limit our operations; the risk that our intellectual property and proprietary rights may not be fully protected; our inability to negotiate contracts which permit us to reuse our software codes and methodologies; the risk that we fail to manage and maintain our growth, including our international growth; our need to successfully develop awareness of our brand names; the risk that we may be subject to employment-related claims relating to the hiring of new employees; the potential need for additional financing; as well as the other risk factors affecting the Company detailed from time to time in the documents filed by the Company with the Securities and Exchange Commission, including but not limited to those discussed under the caption "Risk Factors" in the Company's registration statement on Form S-1 (file no. 333-30586) declared effective by the SEC on July 31 , 2000.

ITEM 2.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANICAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

         REVENUES. For the first nine months of 2000, revenues increased 25.2% to $61.1 million, as compared to $48.8 million for the same period last year. This increase was primarily due to an increase in integration, consulting and other service revenues of $12.1 million, or 39.8%, from $30.4 million for the nine months ended September 30, 1999 to $42.5 million for the nine months ended September 30, 2000, as a result of the increase in the number and scope of our engagements. Revenue from subcontractor and other revenue increased by $0.2 million, or 1.1%, from $18.4 million for the nine months ended September 30, 1999 to $18.6 million for the nine months ended September 30, 2000. The increase in subcontractor and other revenue was primarily due to an approximate $4.8 million increase in software sales and a decrease in conversion and subcontractor revenue of approximately $4.4 million.

         For the third quarter of 2000, revenues increased 16.5% to $20.5 million, as compared to $17.6 million for the same period last year. Revenue from integration, consulting and other services increased 38.3% from $10.7 million for the three months ended September 30, 1999 to $14.8 million for the three months ended September 30, 2000. The increase in revenue from integration, consulting, and other services was due to an increase in the number and scope of consulting engagements. Revenue from integration, consulting and other services for the three months ended September 30, 2000 was reduced by approximately $0.6 million for amortization of a discount on Cinergy Communications, Inc's purchase of our common stock at 80% of our initial public offering price in accordance with a stock purchase agreement. In connection with the purchase of our common stock by Cinergy Communications, Inc., Cinergy Corp. entered into a new service contract with us under which we will provide professional services to Cinergy Corp. over the next two years. The total scope of the work under the new contract is currently estimated at $40.0 million. For accounting purposes the total discount allocated to the sale of shares to Cinergy Communications, Inc. of approximately $2.2 million will be amortized as a reduction of revenue over the life of the service contract because the discount received by Cinergy Communication, Inc. was viewed as an incentive for Cinergy Corp. to enter into the service contract. Revenue from subcontractor and other revenue decreased 17.4% from $6.9 million for the three months ended September 30, 1999 to $5.7 million for the three months ended September 30, 2000. Revenue from conversion decreased by approximately $3.1 million from $4.6 million for the three months ended September 30, 1999 to approximately $1.5 million for the three months ended September 30, 2000 due to the timing of conversion work, offset by an increase in software revenue of approximately $3.0 million from $0.2 million for the three months ended September 30, 1999 to $3.2 million for the three months ended September 30, 2000 due to the addition of new client engagements during the current period.

ITEM 2.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANICAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

         GROSS PROFIT. Gross profit for the third quarter was $6.4 million compared to $6.3 million reported in the third quarter last year. Gross profit margin for the third quarter decreased from 35.8% for the three months ended September 30, 1999 to 31.2% for the three months ended September 30, 2000. This decrease in gross profit margin for the three months ended September 30, 2000 is primarily due to an increase in our estimated costs to complete two professional services agreements. Excluding the effect of the this increase in costs to complete the two engagements and $25 thousand of employee stock compensation expense, gross profit and gross margin for the three months ended September 30, 2000 would have been $8.1 million and 39.5%. Gross profit for the first nine months of 2000 rose to $23.3 million, an increase of 34.7% over the $17.3 million reported for the first nine months of last year. Gross profit margin for the first nine months of 2000 increased from 35.5% for the nine months ended September 30, 1999 to 38.1% for the nine months ended September 30, 2000. Excluding the adjustments to our costs to complete as discussed above and $45 thousand of employee stock compensation, gross profit and gross profit margin for the nine months ended September 30, 2000 would have been $25.0 million and 40.9%

         Gross profit from integration, consulting, and other services decreased by $0.1 million from $5.1 million for the three months ended September 30, 1999 to $5.0 million for the three months ended September 30, 2000, and increased for the nine months ended September 30, 2000 by $5.3 million to $19.1 million from $13.8 million for the nine months ended September 30, 1999. Gross profit margin from integration, consulting, and other services for the third quarter decreased from 47.7% for the three months ended September 30, 1999 to 33.8% for the three months ended September 30, 2000. Gross profit margin from integration, consulting, and other services decreased from 45.4% for the nine months ended September 30, 1999 to 44.9% for the nine months ended September 30, 2000. These decreases in gross profit margin were primarily due to $0.6 million of amortization for common stock issued at a discount that we recorded as a reduction to revenue in the third quarter of 2000 and an increase in our estimated costs to complete two professional service agreements.

         Gross profit from subcontractor and other revenue increased from $1.2 million for the three months ended September 30, 1999 to $1.5 million for the three months ended September 30, 2000. Gross profit from subcontractor and other revenue increased from $3.6 million for the nine months ended September 30, 1999 to $4.2 million for the nine months ended September 30, 2000. Gross profit margin from subcontractor and other revenue increased from 17.4% for the three months ended September 30, 1999 to 26.3% for the three months ended September 30, 2000. Gross profit margin from subcontractor and other revenue increased from 19.6% for the nine months ended September 30, 1999 to 22.6% for the nine months ended September 30, 2000. These increases in gross profit margin result primarily from a shift in revenue from conversion revenue, on which we realize a lower gross profit margin, to software revenue, on which we realize a higher gross profit margin.

ITEM 2.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANICAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

         OPERATING EXPENSES. For the three and nine months ended September 30, 2000 (excluding $1.1 million and $2.0 million of employee stock compensation expense and $3.0 million in management agreement expenses paid in the third quarter to InSight Capital Partners in connection with our initial public offering) our operating expenses were $8.8 million and $24.5 million, respectively, compared to $4.0 million and $11.8 million for the three and nine months ended September 30, 1999 (excluding $11.1 million for stock compensation expense, $7.1 million of recapitalization costs, and $3.9 million to terminate a consulting agreement for both the three and nine months ended September 30, 1999.) These increases in operating expenses between periods reflect an increase in our selling, general, and administrative personnel headcount, primarily in the area of sales and marketing and resource management. The increase in resource management personnel is a result of our need to continually recruit professional and technical personnel due to our increasing customer base and scope of projects. In addition, this increase was caused by the expansion of our service offerings into other markets, primarily attributable to the U.S, as well as the addition of sales and marketing personnel in London, England, and Brisbane, Australia.

         NET INTEREST INCOME (EXPENSE). Net interest income (expense) for the three and nine months ended September 30, 1999 was ($231) thousand and ($226) thousand compared to net interest expense of ($210) thousand and ($1.1) million for the three and nine months ended September 30, 2000. This decrease in interest expense for the third quarter of 2000 compared to the third quarter of 1999 resulted from our increase in interest income from temporary cash investments as a result of higher cash balances, primarily due to cash obtained from our initial public offering in the third quarter of 2000. The increase in interest expense for the first nine months of 2000 compared to the first nine months of 1999 was due to our interest payable on the $24.0 million borrowed under our revolving credit loan facility during the August 1999 recapitalization. We repaid $16.4 million of the revolving credit loan facility in August of 2000 with part of the proceeds from our initial public offering completed in August 2000.

         INCOME (LOSS) BEFORE TAXES. Our income (loss) before provision (benefit) for income taxes decreased from ($20.1) million and ($16.8) million for the three and nine months ended September 30, 1999 to ($6.7) million and ($7.3) million for the three and nine months ended September 30, 2000. This decrease is primarily due to having completed our 1999 recapitalization, whereby we paid a consulting agreement fee of $3.9 million, and incurred recapitalization costs and stock compensation costs of $7.1 million and $11.1 million, respectively. During the three and nine months ended September 30, 2000, we incurred expenses of $3.0 million resulting from a management agreement entered into during our 1999 recapitalization with InSight Capital Partners which became payable at the time we completed our initial public offering, employee stock compensation expense of $1.1 million and $2.0 million, respectively, and interest expense of $0.3 million and $1.4 million, respectively, primarily due to borrowings on our revolving credit loan facility prior to completing our initial public offering.

ITEM 2.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANICAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

         INCOME TAX BENEFIT (PROVISION). The income tax benefit for the three months ended September 30, 1999 was $928 thousand compared to an income tax provision of ($25) thousand for the three months ended September 30, 2000. For the nine months ended September 30, 1999, income tax benefit was $1.2 million compared to an income tax provision of ($877) thousand for the nine months ended September 30, 2000. Income tax benefit was recorded to the extent we expected to realize a tax benefit from the use of our net operating losses in future periods. We believe that, based upon our history of operations, recording a tax benefit for more than the amount we expect to realize in our next fiscal year would be inappropriate. Based upon our expectations for the remaining portion of this fiscal year and our fiscal year 2001 and limitations placed on the use of our net operating losses by the Internal Revenue Code and Regulations, we have reduced our deferred tax asset to reflect the asset we believe will be allowable under these limitations to offset income taxes for the current and our next fiscal year.

         NET INCOME (LOSS). As a result of the foregoing factors, we incurred a net loss of $(19.2) million and $(15.6) million for the three and nine months ended September 30, 1999 as compared to a net loss of ($6.7) million and ($8.2) million for the three and nine months ended September 30, 2000.

ITEM 2.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANICAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the nine months ended September 30, 2000 remained relatively consistent at $10.6 million compared to $10.3 million for the nine months ended September 30, 1999. Although relatively consistent in total, cash used in operating activities for the nine months ended September 30, 2000 resulted primarily from decreases in our net loss to $(8.2) million compared to $(15.6) million for the nine months ended September 30, 1999, and decreases in our non-cash stock compensation expense from $11.1 million for the nine months ended September 30, 1999 to $2.0 million for the nine months ended September 30, 2000. Net cash used in operating activities also increased as a result of increases in receivables and unbilled revenue of $10.1 million in the current nine month period, compared to $8.7 million in the prior nine month period, resulting from increases in our current client base, as well as revenue growth from existing clients.

         Accounts receivable from our system integration clients, primarily large stable utilities and government enterprises, represent nominal credit risk, as a result we realized no bad debt expense on any system integration or consulting engagement during the periods ended September 30, 2000 and 1999.

         Net cash used in investing activities increased from $1.2 million for the nine months ended September 30, 1999 to $3.3 million for the nine months ended September 30, 2000. Capital expenditures during 2000 were used primarily to purchase new personal computer hardware and software as a result of the increase in our headcount. We expect these increases to continue as we continue to hire additional technical personnel to fulfill our contract commitments.

         Net cash provided by financing activities increased from $11.1 million for the nine months ended September 30, 1999 to $27.4 million for the nine months ended September 30, 2000. Cash provided by financing activities for the nine months ended September 30, 2000 resulted primarily from the issuance of Common Stock in our initial public offering and the private placement with Cinergy Corp. On August 4, 2000, we consummated our initial public offering, issuing 5,000,000 shares of Common Stock at a price of $7.00 per share. Net proceeds of the initial public offering, which exclude underwriting discounts, commissions, and other related expenses incurred in connection with the initial public offering were $30.1 million. In addition, pursuant to a stock purchase agreement, Cinergy Communications, Inc. purchased 929,279 shares of our Common Stock for $2,131,162 concurrently with the closing of our initial public offering and Cinergy Communication, Inc. acquired 1,237,000 shares of common stock for $10.0 million in a private placement in June 2000. Cash provided by financing activities was partially offset by repayments on our revolving line of credit of $16.4 million. During the nine months ended September 30, 1999, cash provided by financing activities was primarily due to our recapitalization during which we issued convertible preferred stock for $44.9 million, net of issuance costs of $0.7 million, and repurchased our outstanding Series A and Series B Preferred and Class A Common Stock for $44.3 million. In connection with our August 1999 recapitalization, we entered into a Revolving Credit Loan Agreement with Fleet Bank, which provides a line of credit of up to $25 million. We borrowed $24 million under the Agreement during 1999 to partially fund the purchase of our previously outstanding Series A and Series B Preferred Stock and Class A Common Stock, we loaned $2.0 million to our Chief Executive Officer and distributed $7.3 million to shareholders. In addition, we borrowed and repaid an additional $1.0 million during the nine months ended September 30, 2000 for temporary working capital.

ITEM 2.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANICAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Our Revolving Credit Loan Agreement with Fleet Bank includes covenants relating to the maintenance of specific financial ratios, including minimum interest coverage, debt service, current assets ratios and limitations on additional debt. At September 30, 2000, we were in violation of certain covenants for which we have obtained waivers.

         Cash and cash equivalents increased from $4.6 million for the nine months ended September 30, 1999 to $15.1 million for the nine months ended September 30, 2000.

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

ITEM 3.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


         We currently provide services to clients located in North America, and to a lesser extent, Europe, South America and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all of our contracts with clients currently provide that payments to us be made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets. We do not expect any material adverse effect on our consolidated financial position, results of operations or cash flows due to movements in any specific foreign currency. We currently do not use financial instruments to hedge foreign denominated operating expenses, but we intend to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. We do not enter into derivative or other financial instruments for trading or speculative purposes. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. Our revolving credit facility, which constitutes long-term debt, bears interest at variable rates based on LIBOR or the prime rate. As a result, interest rate changes generally do not affect the fair market value of our variable rate debt, but do impact future earnings and cash flows, assuming other factors are held constant.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

Use of proceeds

Pursuant to a Form S-1 Registration Statement (SEC File No. 333-30586) declared effective by the SEC on July 31, 2000, the Company on August 4, 2000 completed the sale of 5,000,000 shares of its common stock in connection with an initial public offering at a price of $7 per share. The managing underwriters in the offering were FleetBoston Robertson Stephens Inc., Donaldson, Lufkin & Jenrette Securities Corporation and WitSoundview Corporation.

The following table details the underwriting discounts, commissions and estimated expenses incurred by us in connection with the completion of our initial public offering.

                                                                   (in thousands)
                                                                   --------------
Gross proceeds                                                       $ 35,000
 Underwriting discounts and commissions                                 2,450
Expenses:
  Nasdaq Listing Fee                                                      102
  Blue Sky Fees                                                           463
  SEC Filing Fees                                                          40
  NASD Fee                                                                 16
  Transfer Agent Fees                                                       3
  Accounting Fees                                                         136
  Legal Fees                                                            1,183
  Printing Fees                                                           440
  Miscellaneous                                                            78
                                                                     --------
Total underwriting discounts, commissions and estimated expenses       (4,911)
                                                                     --------
  Net proceeds                                                       $ 30,089
                                                                     ========

None of such expenses involved direct or indirect payments to our directors or officers or their associates, our 10% stockholders or our affiliates.

Since the effective date of the Registration Statement through October 24, 2000, we have used the net proceeds of the offering plus the net proceeds of $2.1 million of a concurrent private placement as follows:

         o Approximately $16.4 million to pay indebtedness under a revolving credit facility plus accrued interest;

         o $3.0 million in payment of fees owed to InSight Capital Partners, which with affiliated entities owns approximately 18.3% of our outstanding common stock; and

         o        $2.0 million for general operating purposes.

We maintain the balance of net proceeds in an interest bearing account.

                  CONVERGENT GROUP CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS. (CONTINUED)

Use of proceeds

These uses of proceeds do not represent a material change from the anticipated uses described in our Prospectus for our initial public offering.

Except for the payment to InSight, none of the proceeds from our initial public offering were used to make direct or indirect payments to our directors or officers or their associates, our 10% stockholders or our affiliates.

Changes in Securities

Concurrent with the closing of our initial public offering, we sold an additional 929,279 shares of Common Stock to Cinergy Communications, Inc. in a private placement for $2.1 million. The purchase price of the additional shares sold to Cinergy Communications, Inc. was in an amount such that the purchase price per share of all the shares sold to Cinergy Communications, Inc. would be at a price equal to 80% of the IPO price per share. Concurrently with the closing of the IPO, our Series A Convertible Preferred Stock automatically converted into 21,243,850 shares of Common Stock.

During the quarter ended September 30, 2000 and prior to the closing of the Company's initial public offering on August 4, 2000, the Company granted options to purchase 1,200,211 shares of its Common Stock to employees, officers and directors of the Company with an exercise price of $5.95 to $7.00. These options were granted pursuant to the Company's 1999 Stock Option Plan. During the quarter ended September 30, 2000 and prior to the closing of the Company's initial public offering on August 4, 2000, the Company issued 9,160 shares of its Common Stock upon the exercise of options at an exercise price of $0.09, resulting in a total purchase price of $825.

The issuance of options and the sale of the Common Stock upon exercise of employee stock options was deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933 ("the Act") or Rule 701 promulgated under Section 3 (b) of the Act. The issuance of Common Stock upon automatic conversion of our previously outstanding Series A Preferred stock upon consummation of the IPO was exempt from registration under the Act by virtue of Section 3 (a)(9) of the Act. The issuances of Common Stock to Cinergy Communications, Inc. was exempt from registration under the Act in reliance upon Section 4(2) or Regulation D promulgated thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

On October 13, 2000 we executed a definitive merger agreement with Schlumberger Technology Corporation (STC), Convergent Holding Corporation ("Parent") a wholly owned subsidiary of STC, and Convergent Acquisition Sub, Inc. ("Purchaser"), a wholly owned subsidiary of Parent, in which Parent will acquire an approximate 72% majority interest in us for cash consideration of $8.00 per share. The transaction is structured as a tender offer by Purchaser for all of our outstanding Common Stock followed by the merger of Purchaser with and into us, which will result in us becoming a wholly owned subsidiary of Parent. Our executive management and an affiliate of our largest client, Cinergy Corp., will retain a minority interest of approximately 28% in Parent. The consummation of the tender offer is subject to a number of standard conditions including receipt of any necessary government approvals.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits

27. Financial Data Schedule

b. Reports on Form 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 CONVERGENT GROUP CORPORATION
                                         (Registrant)




Dated:   November 14, 2000       By:  /s/ Bryan R. Mileger
                                      ------------------------------------------
                                      Bryan R. Mileger, Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

                                INDEX TO EXHIBITS

         Exhibit Number                 Description
         --------------                 -----------
              27                        Financial Data Schedule